Form 10-Q/A
period 1996-03-31
FINANCING FOR SCIENCE INTERNATIONAL INC
filed 1996-05-08
CIK 914244

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A
                              AMENDMENT NO. 1

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED:    March 31, 1996

                                  OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________TO_________

Commission file number:   0-22740

                    FINANCING FOR SCIENCE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        06-1179144
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

        10 WATERSIDE DRIVE
 FARMINGTON, CONNECTICUT 06032-3065                        06032-3065
(Address of principal executive offices)                   (Zip Code)


                                (860) 676-1818
               (Registrant's telephone number, including area code)

                                NOT APPLICABLE.
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [ X ]         No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,394,600 shares as of April 26, 1996.

Item 3. Exhibits.

EXHIBIT NO.    The following exhibits are filed herewith

3.1 Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1994.

3.2 By-Laws of the Company incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended
          June 30, 1994.

4.1 Amended and Restated Indenture dated as of March 1, 1996 by and between the Company, FSI Funding Corp. II and Manufacturers and Traders Trust Company, Trustee, incorporated by reference to
          Exhibit 4.1 to the Company's Report on Form 10-Q for the period ended March 31, 1996.

4.2 Series 1996-1 Supplemental Indenture dated as of March 28, 1996 to the Amended and Restated Indenture by and between the Company, FSI Funding Corp. II and Manufacturers and Traders Trust Company, Trustee, dated as of March 1, 1996, incorporated by reference to
          Exhibit 4.2 to the Company's Report on Form 10-Q for the period ended March 31, 1996.

10.1 Amendment Agreement No. 1 dated as of March 1, 1996 to the Contribution, Sale and Assignment Agreement by and between the Company and FSI Funding Corp. II, dated as of March 1, 1995, incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended March 31, 1996.

10.2 Sale Agreement Supplement dated as of March 28, 1996 to the Contribution, Sale and Assignment Agreement by and between the Company and FSI Funding Corp. II, dated as of March 1, 1995, incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended March 31, 1996.

11        Statement re: Computation of Per Share Earnings.

     (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FINANCING FOR SCIENCE INTERNATIONAL,INC.

                                         ROBERT W. MAXWELL
Date:  May 8, 1996
                                     Robert W. Maxwell
                                     President and Chief Operating Officer as signatory on behalf of the Registrant and as Chief Financial and Accounting Officer