Form 10-Q
period 1996-06-30
FINANCING FOR SCIENCE INTERNATIONAL INC
filed 1996-08-09
CIK 914244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1996

                                       OR

    [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

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

                                Yes [ X ] No [ ]

    APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,394,600 shares as of August 2, 1996.

                                           PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       June 30,   December 31,
                                                                         1996        1995
                                                                   ------------  -------------
                                                                   (unaudited)

           ASSETS
Cash and cash equivalents                                           $     2,187  $    1,740
Restricted cash and cash equivalents                                     27,426      20,954
Net Investment in direct finance leases and
   notes secured by equipment                                           194,276     187,656
   Other assets                                                          15,067      15,103
                                                                    -----------  ----------
                  Total assets                                      $   238,956  $  225,453
                                                                    ===========  ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred income taxes and other liabilities                         $    23,007  $   18,237
Short-term notes payable                                                  8,839      27,814
Long-term notes payable                                                 174,287     148,217
Subordinated note payable                                                 5,000       5,000
                                                                    -----------   ---------
                  Total liabilities                                     211,133     199,268
                                                                    -----------   ---------

Stockholders' Equity
  Preferred stock ($.01 par; 2,000,000 shares authorized;                    -            -
     none issued)
  Common stock ($.01 par; 20,000,000 shares authorized;
  5,432,500 issued and 5,394,600 outstanding (1996) and                     54           54
  5,407,500 issued and 5,369,600 outstanding (1995))
  Additional paid-in capital                                            22,481       22,468
  Foreign currency translation adjustments                                (113)        (104)
  Retained earnings                                                      5,564        3,930
  Treasury Stock                                                          (163)        (163)
                                                                    ----------   ----------
             Total stockholders' equity                                 27,823       26,185
                                                                    ----------   ----------
             Total liabilities and stockholders' equity             $  238,956   $  225,453
                                                                    ==========   ==========
       Book value per common share outstanding                      $     5.16   $     4.88
                                                                    ==========   ==========

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three  months                 Six  months
                                                                        Ended June 30,                Ended June 30,
                                                                   1996             1995            1996             1995
                                                              ---------------  --------------  --------------    ------------
Revenues:
        Direct finance leases                                         $5,266           $4,215        $10,592          $8,346
        Other revenue                                                  1,374            2,748          2,204           3,866
                                                              ---------------  --------------  --------------    ------------
          Total revenue                                                6,640            6,963         12,796          12,212
                                                              ---------------  --------------  --------------    ------------

Expenses:
        Interest                                                       3,477            2,872          6,901           5,783
        Selling, general and administrative                              682            1,959          1,485           3,342
        Provision for losses                                             580              451            757             553
        Depreciation and amortization                                    400            1,152            835           1,957
                                                              ---------------  --------------  --------------    ------------
          Total expenses                                               5,139            6,434          9,978          11,635
                                                              ---------------  --------------  --------------    ------------

Earnings before income taxes                                           1,501              529           2,818            577
Provision for income taxes                                               631              222           1,184            242
                                                              ---------------  --------------  --------------    ------------
Net earnings                                                           $ 870         $    307        $  1,634       $    335
                                                              ===============  ==============  ==============    ============

Net earnings per common share                                      $     .15        $     .06      $      .29      $     .06
                                                              ===============  ==============  ==============    ============
Weighted average number of common and common
equivalent shares                                                      5,746           5,531            5,705          5,523
                                                             ===============   ==============  ==============     ============

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                        Foreign
                                  Common   Additional   currency
                                  Stock     paid-in    translation     Retained       Treasury     Total stockholders'
                                 $.01 par    capital   adjustments     earnings         Stock            equity
                                ---------    -------   -----------     --------         -----            ------
Balance at January 1, 1995         $53    $22,158         $ (31)        $4,570          $    -          $26,750
Purchases of stock                  --         -              -              -            (107)            (107)
Net earnings                        --         -              -            335               -              335
Translation adjustment              --         -             25              -               -               25
                                  ----    -------         ------        ---------        -------         -------
Balance at June 30, 1995           $54    $22,158         $  (6)        $4,905          $ (107)         $27,003
                                  ====    =======         ======        =========        =======         =======
Balance at January 1, 1996         $54    $22,468         $(104)        $3,930          $ (163)         $26,185
Issuance of common stock
 upon exercise of stock option      --         13             -              -               -               13

Net earnings                        --          -             -          1,634               -            1,634
Translation adjustment               -          -         $  (9)             -               -               (9)
                                  ----    -------         ------        ---------        -------         -------
Balance at June 30, 1996           $54    $22,481         $(113)        $5,564          $ (163)         $ 27,823
                                  ====    =======         ======        =========        =======         =======


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  1996           1995
                                                                                  ----           ----
Cash flows from operating activities:
              Net cash provided by operating activities                         $   4,571      $   3,073
                                                                                ---------      ---------

Cash flows from investing activities:
       Finance lease related receipts, net of amounts included in                  35,782         22,782
       income
       Purchase of equipment to be leased                                         (39,340)       (37,536)
       Initial direct costs incurred                                               (1,174)        (1,310)
       Purchase of office furniture and equipment                                     (28)          (178)
                                                                                ---------      ---------
              Net cash used in investing activities                                (4,760)       (16,242)
                                                                                ---------      ---------

Cash flows from financing activities:
      Decrease in short-term notes payable                                        (18,975)        (8,590)
      Proceeds from procurement of long-term notes payable                         54,254         45,556
      Principal payments on long-term notes payable                               (28,184)       (19,021)
      Increase in restricted funds on deposit with banks                           (6,472)        (5,964)
      Proceeds from issuance of common stock                                           13              -
      Payments to acquire treasury stock                                                -           (107)
                                                                                ---------      ---------
              Net cash provided by financing activities                               636         11,874
                                                                                ---------      ---------

      Net increase (decrease) in cash and cash equivalents                            447         (1,295)
Restricted funds on deposit with banks                                             27,426         13,698
Cash and cash equivalents at beginning of period                                    1,740          3,921
                                                                                ---------         ------
Cash and cash equivalents at end of period                                      $  29,613      $  16,324
                                                                                =========      =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

1) The information furnished in the accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Earnings, Statements of Stockholders' Equity and Statements of Cash Flows reflects all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report for the year ended December 31, 1995. The interim financial results are not necessarily indicative of results for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is engaged in the business of leasing essential equipment to customers in its specialized markets which include technology-based corporations, research facilities, and health care providers. The Company's earnings primarily result from the excess of lease revenues over the related interest, selling, general and administrative expenses and depreciation incurred by the Company. Interest is the single largest expense of the Company and is a function of the amounts of and the rates of interest on outstanding indebtedness incurred by the Company to finance its equipment lease portfolio.

         The Company's lease assets are comprised of its net investment in direct finance leases, notes secured by equipment and net investment in operating leases. The majority of the Company's revenues are derived from its portfolio of direct finance leases. For financial reporting purposes, substantially all of the Company's leases are classified as direct finance leases in accordance with Statement of Financial Accounting Standards No. 13.

         The Company accounts for its initial investment in direct finance leases by recording on the balance sheet the total minimum lease payments receivable plus the estimated residual value of equipment plus the initial direct costs incurred less the unearned lease income. Unearned lease income represents the excess of total minimum lease payments plus the estimated residual value over the cost of the equipment. Unearned lease income is recognized, using the interest method, as direct finance lease revenue over the term of the lease. The Company also realizes additional revenue or loss to the extent that the amount obtained from selling or re-leasing equipment exceeds or is less than its recorded residual value following expiration of the initial lease term.

         All lease contracts which do not meet the criteria of direct finance leases are accounted for as operating leases. Operating leases are accounted for on the balance sheet by recording the equipment at cost and depreciating it on a straight line basis generally over the term of the lease to its estimated net realizable value at the expiration of the lease term. The monthly payments are recorded as rental income on a straight line basis over the lease term. The Company has entered into a limited number of operating leases.

         On May 20, 1996 the Company announced that it had signed a definitive agreement pursuant to which a subsidiary of FINOVA Capital Corporation will be merged into the Company, following which the Company will be a wholly owned subsidiary of FINOVA Capital Corporation and the Company's stockholders will be entitled to receive $6.40 in cash for each share of common stock held as of the effectiveness of the merger. The merger is subject to approval by the Company's shareholders and satisfaction of certain closing conditions and is expected to be completed in late August, 1996.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 1996 and June 30, 1995

         Direct finance lease revenues for the three months ended June 30, 1996 were $5,266,000, 24.9% higher than the $4,215,000 for the comparable period in 1995, primarily due to the growth in the portfolio of direct finance leases. Net investment in direct finance leases and notes secured by equipment increased to $194,276,000 at June 30, 1996 from $157,965,000 at June 30, 1995, an increase of
23.0%, as a result of new lease originations. New lease originations for the three months ended June 30, 1996 were $24,209,000, 33.9% higher than the $18,078,000 for the comparable period in 1995, due to increased marketing activity. The backlog, consisting of lease commitments, subject to delivery, installation and acceptance of equipment and, in some cases, completion of lease documentation, at June 30, 1996 was $60,460,000, compared to $51,248,000 at June 30, 1995. The increased backlog at June 30, 1996 was attributable to increased marketing activity and temporary delays in delivery and acceptance of leased equipment.

         Other revenue for the three months ended June 30, 1996 was $1,374,000, a 50.0% decrease from the $2,748,000 for the same period in 1995. The decrease is primarily due to the inclusion of $680,000 of patient service revenue in 1995 , whereas no such revenue was recorded during the same period in 1996, reflecting the disposition of the Company's medical imaging centers prior to the second quarter of 1996. Other revenue also includes interest income, gains on residual values realized through cash sales, gains from early lease terminations and miscellaneous fee income.

         At the end of the second quarter, unearned income expected to flow from the portfolio of finance leases (includes unearned income related to notes secured by equipment) rose to $43,749,000, up 10.2% from the $39,692,000 at June 30, 1995. Unearned income amortizes through the Company's revenues over the terms of the respective leases.

         Interest expense for the three months ended June 30, 1996 was $3,477,000, 21.1% higher than the $2,872,000 for the three months ended June 30, 1995. The increase was due to a larger portfolio and was partially offset by lower interest cost on borrowings during the three months ended June 30, 1996, compared to the same period in 1995.

         Selling, general and administrative expenses for the three months ended June 30, 1996 were $682,000, a 65.2% decrease from the $1,959,000 for the same period in 1995. The decrease was primarily attributable to the disposition of the Company's medical imaging centers which accounted for $682,000 of such expenses in 1995.

         Depreciation and amortization costs decreased to $400,000 for the three months ended June 30, 1996 from $1,152,000 for the same period in 1995. The lower level of depreciation expense, $233,000 in 1996 compared to $1,021,000 in 1995, reflects the reduced amounts of medical diagnostic systems re-deployed on operating leases and of equipment in inventory awaiting re-lease following termination of its initial lease term. The amortization of lease securitization transaction costs, $167,000 in 1996 compared to $131,000 in 1995, is recognized ratably over the lives of the pools of leased assets to which they relate.

         The provision for losses on the Company's lease portfolio was increased to $580,000 during the three months ended June 30,1996 from $451,000 for the same period in 1995. The Company's allowances for losses were $2,755,000 at June 30, 1996 compared to $1,517,000 at June 30, 1995. Charges of $182,000 were made against the allowances during the three months ended June 30, 1996 reflecting the disposition of certain equipment whereas in the three months ended June 30, 1995, there were no charges to the allowances. The Company maintains allowances at a level it deems sufficient to meet probable losses currently evident in the portfolio. The levels of the allowances are based upon an analysis of delinquencies and problem accounts, an assessment of overall risks and probable future losses in the portfolio, and a review of the Company's historical loss experience. However, there can be no assurance that the Company's reserves will prove to be adequate.

         At June 30, 1996 the level of delinquent lease receivables (defined as leases where one or more payments are more than 30 days past due) as a percent of the Company's total lease receivable balance was .9% compared to 2.3% at June 30, 1995.

         Net earnings for the three months ended June 30, 1996 were $870,000 compared to net earnings of $307,000 for the comparable period in 1995.

         Six months ended June 30, 1996 and June 30, 1995

         Direct finance lease revenues for the six months ended June 30, 1996 were $10,592,000, 26.9% higher than the $8,346,000 for the comparable period in 1995, primarily due to the growth in the portfolio of direct finance leases. Net investment in direct finance leases and notes secured by equipment increased to $194,276,000 at June 30, 1996 from $157,965,000 at June 30, 1995, an increase of
23.0%, as a result of new lease originations. New lease originations for the six months ended June 30, 1996 were $41,594,000, 8.1% higher than the $38,473,000 for the comparable period in 1995, due to increased marketing activity. The backlog, consisting of lease commitments, subject to delivery, installation and acceptance of equipment and, in some cases, completion of lease documentation, at June 30, 1996 was $60,460,000, compared to $51,248,000 at June 30, 1995. The increased backlog at June 30, 1996 was attributable to increased marketing activity and temporary delays in delivery and acceptance of leased equipment.

         Other revenue for the six months ended June 30, 1996 was $2,204,000, a 43.0% decrease from the $3,866,000 for the same period in 1995. The decrease is primarily due to the inclusion of $1,155,000 of patient service revenue in 1995 compared to only $22,000 in 1996, reflecting the disposition of the Company's medical imaging centers. Other revenue also includes interest income, gains on sales of financing transactions, gains on sales of securities, gains on residual values realized through cash sales, gains from early lease terminations and miscellaneous fee income.

         At the end of the second quarter, unearned income expected to flow from the portfolio of finance leases (includes unearned income related to notes secured by equipment) rose to $43,749,000, up 10.2% from the $39,692,000 at June 30, 1995. Unearned income amortizes through the Company's revenues over the terms of the respective leases.

         Interest expense for the six months ended June 30, 1996 was $6,901,000, 19.3% higher than the $5,783,000 for the six months ended June 30, 1995. The increase was due to a larger portfolio and was partially offset by lower interest cost on borrowings during the six months ended June 30, 1996, compared to the same period in 1995.

         Selling, general and administrative expenses for the six months ended June 30, 1996 were $1,485,000, a 55.6% decrease from the $3,342,000 for 1995.
The decrease was primarily attributable to the sale of the Company's medical imaging centers which accounted for $1,288,000 of such expenses in 1995.

         Depreciation and amortization costs decreased to $835,000 for the six months ended June 30, 1996 from $1,957,000 for the same period in 1995. The lower level of depreciation expense, $466,000 in 1996 compared to $1,727,000 in 1995, reflects the reduced amounts of medical diagnostic systems re-deployed on operating leases and of equipment in inventory awaiting re-lease following termination of its initial lease term. The amortization of lease securitization transaction costs, $369,000 in 1996 compared to $230,000 in 1995, is recognized ratably over the lives of the pools of leased assets to which they relate.

         The provision for losses on the Company's lease portfolio was increased to $757,000 during the six months ended June 30,1996 compared to $553,000 for the same period in 1995. The Company's allowances for losses were $2,755,000 at the six months ended June 30, 1996 compared to $1,517,000 for same period in June 30, 1995. Charges of $1,086,000 were made against the allowances during the six months ended June 30, 1996 reflecting the disposition of certain equipment which was previously specially reserved for in 1995, whereas in 1995 there were no charges to the allowances. The Company maintains allowances at a level it deems sufficient to meet probable losses currently evident in the portfolio. The levels of the allowances are based upon an analysis of delinquencies and problem accounts, an assessment of overall risks and probable future losses in the portfolio, and a review of the Company's historical loss experience. However, there can be no assurance that the Company's reserves will prove to be adequate.

         At June 30, 1996 the level of delinquent lease receivables (defined as leases where one or more payments are more than 30 days past due) as a percent of the Company's total lease receivable balance was .9% compared to 2.3% at June 30, 1995.

         Net earnings for the six months ended June 30, 1996 were $1,634,000 compared to net earnings of $335,000 for the comparable period in 1995.

    LIQUIDITY AND CAPITAL RESOURCES

         The Company's leasing activities require significant amounts of capital. Since the Company's investments in substantially all of its leased assets are leveraged with borrowings, its ability to originate new lease transactions is dependent on credit availability. Substantially all of the assets of the Company have been pledged to the Company's lenders as security under the Company's various short- and long-term loan arrangements.

         Funds required to support the Company's operations have been derived from new equity, new borrowings and internally generated funds. The internally generated funds were derived from the receipts of direct finance lease receivables less the debt service payments associated with the receivables and other lease-related payments, and, on occasion, sales of leased assets.

         Net cash flow provided by operating activities was $4,571,000 and $3,073,000 for the six months ended June 30, 1996 and 1995, respectively.

         Net cash used in investing activities was $4,760,000 and $16,242,000 for the six months ended June 30, 1996 and 1995, respectively. The decrease in net cash used in 1996 is due to greater levels of cash flow from the Company's portfolio as compared to 1995.

         Net cash provided by financing activities was $636,000 and $11,874,000 for the six months ended June 30, 1996 and 1995, respectively.

         Short-Term Borrowings

         The Company has the ability to borrow up to $44,375,000, to finance over the short-term the purchase of equipment for lease under a revolving credit facility with a consortium of banks. The credit facility expires on September 30, 1996, at which time the Company will be obligated to retire the outstanding borrowings. The Company expects that following its merger with a subsidiary of FINOVA Capital Corporation it will no longer require a bank line or funding sources independent of its prospective parent. In the event the merger is not consummated prior to September 30, 1996, the Company believes there will be sufficient time to arrange further extension of the facility and to determine if replacement or long term renewal of the facility is appropriate. However, if the line is not renewed, the Company believes that leases funded under the line could be sold, or discounted on a recourse or non-recourse basis as is the industry custom, to generate sufficient proceeds to repay the then outstanding borrowings. The borrowings are secured by lease and note receivables, the leased equipment and other assets. The terms of the facility require, among other things, that the Company maintain certain financial ratios and prohibit the payment of dividends.

         Asset Securitizations and Long-Term Debt

         The Company completed its eighth asset securitization in June 1996, when it transferred pools of leases to a wholly-owned special-purpose subsidiary, FSI Funding Corp. II ("Funding Corp II"), which issued an aggregate of $24,047,000 of senior notes and subordinated notes to a group of institutional investors.

         The senior notes issued by Funding Corp II are rated AA+ and its subordinated notes are rated BBB by Duff & Phelps. The source of repayment for these notes is the stream of lease payments.

         Security for the notes consists of (i) a pledge of the pool of lease assets and (ii) a $14,106,000 cash collateral account. The noteholders also have unlimited recourse to the assets of Funding Corp II and, in addition, recourse to the general assets of the Company for losses in the asset pool up to a maximum of $4,702,000.

         The asset securitization generated sufficient cash proceeds to the Company to allow repayment of debt previously incurred to fund the leases. Substantially all of the cash flow from the pool will be dedicated to servicing the notes and, therefore, unavailable to the Company until there has been significant amortization of the notes. The Company has realized substantial and continuing interest expense savings through asset securitizations and in the event the proposed merger does not occur, the Company intends to continue to use such securitizations as a low-cost source of permanent financing for its portfolio of new leases. There can be no certainty as to the ability of the Company to complete future asset securitizations.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On July 3, 1996, a complaint seeking class action status was filed against the Company in the Superior Court of the State of Delaware on behalf of the holders of the Company's redeemable common stock purchase warrants (the "Warrants"). The complaint alleges that the Company breached an implied covenant of good faith said to be implicit in the Warrant Agreement between the Company and State Street Bank and Trust Company dated May 27, 1994 (the "Warrant Agreement") by entering into the Agreement and Plan of Merger by and among the Company, FINOVA Capital Corporation and FINOVA Business Credit Corp. dated as of May 19, 1996 (the "Merger Agreement"). In particular, plaintiffs allege that the Company breached the implied covenant by reducing the exercise price of the Warrants from $8.25 to $6.30 effective upon the Merger and offering $6.40 per share upon exercise of the Warrants after the Merger. The $6.40 is the per share consideration to be paid to the Company's stockholders pursuant to the Merger Agreement. The complaint also names The FINOVA Group Inc. as a co- defendant for allegedly inducing the Company to breach the implied covenant of good faith associated with the Warrant Agreement and intentionally interfering with the prospective economic advantage of the holders of the Warrants. The complaint seeks monetary damages estimated by the plaintiffs to be approximately $3 million. The named plaintiffs include Irving B. Harris, who is the beneficial owner of more than 5% of the Company's voting securities, and his associates William H. Harris, William Harris & Co. Profit Sharing Trust and Jerome Kahn. The Company believes the complaint is without merit and has filed a motion to dismiss the action.

Except for the foregoing, the Company is not currently a party to any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect upon its business or financial condition.

ITEM. 2.

(A) Pursuant to the Agreement and Plan of Merger dated as of May 19, 1996 by and among the Company, FINOVA Capital Corporation and FINOVA Business Credit Corp., holders of shares of the Company's common stock are to receive $6.40 per share upon the merger of the Company with FINOVA Business Credit Corp. The exercise price of the Company's redeemable common stock purchase warrants are to be reduced effective upon the merger from $8.25 to $6.30 per share. Each option granted under the Company's stock option plans that is outstanding at the time of the merger, whether or not vested or exercisable, shall be vested and exercisable and shall be canceled and the holder thereof shall receive in cash an amount equal to the excess, if any, of $6.40 per share over the exercise price of the option multiplied by the number of shares of common stock subject to the option.

ITEM. 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed herewith:

EXHIBIT NO.                DOCUMENT

2.1 Agreement and Plan of Merger, dated as of May 19, 1996, by and among Financing for Science International, Inc., FINOVA Capital Corporation and FINOVA Business Credit Corp. (the "Merger Agreement") incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated May 19, 1996.

2.2      List of Schedules to the Merger Agreement.

         The Company agrees to furnish to the Securities and Exchange Commission upon its request a copy of any Schedule or other attachment to the Merger Agreement.

3.1 Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1994.

3.2 By-Laws of the Company incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended June 30, 1994.

4.1 Series 1996-2 Supplemental Indenture dated as of June 27, 1996 to the Amended and Restated Indenture by and between the Company, FSI Funding Corp. II and Manufacturers and Traders Trust Company, Trustee, dated as of March 1, 1996.

4.2 Purchase Price Adjustment Certificate dated June 17, 1996 providing for the reduction of the exercise price of the Company's redeemable common stock purchase warrants upon the occurrence of a merger of the Company as therein described.

10.1 Amendment Agreement No. 2 dated as of June 27, 1996 to the Contribution, Sale and Assignment Agreement by and between the Company and FSI Funding Corp. II dated as of March 1, 1995.

10.2 Sale Agreement Supplement dated as of June 27, 1996 to the Contribution, Sale and Assignment Agreement by and between the Company and FSI Funding Corp. II dated as of March 1, 1995.

10.3 Employment Termination Agreement between the Company and Barry R. Bronfin dated May 19, 1996.

10.4 Change of Control Agreement between the Company and Robert W. Maxwell dated May 19, 1996.

10.5     Principal Shareholders Letter Agreements between the Company and Barry
         R. Bronfin, Electra Investment Trust, PLC, AMEV Venture Associates III, L.P. and AMEV Venture Associates III-International, L.P. dated May 19, 1996.

10.6 Modification and Release Agreement between the Company and Sands Brothers & Co., Ltd. dated May 19, 1996.

10.7 Modification and Release Agreement between the Company and RAS Securities Corp. dated May 19, 1996.

10.8 Letter Agreement on subsidy payment between Barry R. Bronfin and the Company dated May 19, 1996.

10.9 The FINOVA Group Inc. Deferred Compensation Plan to which Robert W. Maxwell and Robert D. Pomeroy, Jr. are parties incorporated by reference to Exhibit 10.M to the Report on Form 10-K of The FINOVA Group Inc. for the year ended December 31, 1995 (Commission File Number 1-11011).

10.10 Letter Agreement between Kropschot Financial Services and the Company dated April 3, 1996.

10.11 Letter Agreement between The FINOVA Group Inc. and Richard Schwartz dated July 31, 1996.

11       Statement re: Computation of Per Share Earnings.

27       Financial Data Schedule

         (b) Reports on Form 8-K. A Report on Form 8-K dated May 19, 1996 was filed by the Company during the period ended June 30, 1996 that reported an event under Item 5 of the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FINANCING FOR SCIENCE
                                   INTERNATIONAL, INC.

Date:  August  9, 1996            By: /s/ Robert W. Maxwell
                                     ----------------------
                                     Robert W. Maxwell
                                     President and Chief Operating Officer
                                     as signatory on behalf of the Registrant
                                     and as Chief Financial and Accounting
                                     Officer

EXHIBIT INDEX

                                                                                                       Page in
                                                                                                  Sequentially
                                                                                                      Numbered
                                                                                                          Copy

EXHIBIT NO.                DOCUMENT

2.1 Agreement and Plan of Merger, dated as of May 19, 1996, by and among Financing for Science International, Inc., FINOVA Capital Corporation and FINOVA Business Credit Corp. (the "Merger Agreement") incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated
         May 19, 1996.

2.2      List of Schedules to the Merger Agreement.

         The Company agrees to furnish to the Securities and Exchange
         Commission upon its request a copy of any Schedule or other attachment to the Merger Agreement.

3.1 Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended June 30, 1994.

3.2 By-Laws of the Company incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended June 30, 1994.

4.1      Series 1996-2 Supplemental Indenture dated as of June 27, 1996 to the
         Amended and Restated Indenture by and between the Company, FSI Funding
         Corp. II and Manufacturers and Traders Trust Company, Trustee, dated as of March 1, 1996.

4.2 Purchase Price Adjustment Certificate dated June 17, 1996 providing for the reduction of the exercise price of the Company's redeemable common stock purchase warrants upon the occurrence of a merger of the Company as therein described.

10.1     Amendment Agreement No. 2 dated as of June 27, 1996 to the
         Contribution, Sale and Assignment Agreement by and between the Company and FSI Funding Corp. II dated as of March 1, 1995.

10.2     Sale Agreement Supplement dated as of June 27, 1996 to the
         Contribution, Sale and Assignment Agreement by and between the Company and FSI Funding Corp. II dated as of March 1, 1995.

10.3     Employment Termination Agreement between the Company and Barry R.
         Bronfin dated May 19, 1996.

10.4 Change of Control Agreement between the Company and Robert W. Maxwell dated May 19, 1996.

10.5     Principal Shareholders Letter Agreements between the Company and Barry
         R. Bronfin, Electra Investment Trust, PLC, AMEV Venture Associates III,
         L.P. and AMEV Venture Associates III-International, L.P. dated May 19,
         1996.

10.6     Modification and Release Agreement between the Company and Sands
         Brothers & Co., Ltd. dated May 19, 1996.

10.7     Modification and Release Agreement between the Company and RAS
         Securities Corp. dated May 19, 1996.

10.8 Letter Agreement on subsidy payment between Barry R. Bronfin and the Company dated May 19, 1996.

10.9     The FINOVA Group Inc. Deferred Compensation Plan to which Robert W.
         Maxwell and Robert D. Pomeroy, Jr. are parties incorporated by reference to Exhibit 10.M to the Report on Form 10-K of The FINOVA
         Group Inc. for the year ended December 31, 1995 (Commission File Number
         1-11011).

10.10 Letter Agreement between Kropschot Financial Services and the Company dated April 3, 1996.

10.11 Letter Agreement between The FINOVA Group Inc. and Richard Schwartz dated July 31, 1996.

11       Statement re: Computation of Per Share Earnings.

27       Financial Data Schedule
